Form 10-K
period 2019-12-31
BMW Vehicle Owner Trust 2019-A
filed 2020-03-18
CIK 1784326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-229836-01
Commission file number of depositor: 333-229836

BMW VEHICLE OWNER TRUST 2019-A
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001784326

BMW FS SECURITIES LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001136586

BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	81-3675006 (I.R.S. Employer Identification No. of issuing entity)

c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ (Address of principal executive offices of issuing entity)	07677-7739 (Zip Code)

Registrant’s telephone number, including area code: (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes          ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes          ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes          ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐Yes          ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.
                   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes          ☒No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.          Business.
Item 1A.       Risk Factors.
Item 2.          Properties.
Item 3.          Legal Proceedings.

Item 1B.          Unresolved Staff Comments.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by BMW Vehicle Owner Trust 2019-A (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Issuing Entity or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of the Notes.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity or to either make payments on the pool assets owned by the Issuing Entity or payments on the Notes or the Certificate.

Item 1117 of Regulation AB.  Legal Proceedings.

To the knowledge of BMW Financial Services NA, LLC and BMW FS Securities LLC, there are no legal proceedings pending, or governmental proceedings contemplated, against BMW Financial Services NA, LLC, BMW FS Securities LLC, BMW Bank of North America or the Issuing Entity that would be material to holders of any Notes.
The following six paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee under the indenture for the BMW Vehicle Owner Trust 2019-A transaction.
In the last several years, U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.).  The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.
U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs, and accordingly that the claims against it in the lawsuit are without merit.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.
U.S. Bank intends to continue to defend this lawsuit vigorously.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.          Selected Financial Data.
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
Item 8.          Financial Statements and Supplementary Data.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.       Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accounting Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of BMW Financial Services NA, LLC and U.S. Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the asset pool owned by the Issuing Entity during the year ended December 31, 2019 (the “2019 Reporting Period”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019, and for the 2019 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for BMW Financial Services NA, LLC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to BMW Financial Services NA, LLC.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

BMW Financial Services NA, LLC has been identified by the registrant as a servicer during the 2019 Reporting Period with respect to the assets pool owned by the Issuing Entity.  BMW Financial Services NA, LLC has provided a statement of compliance for the 2019 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

(1)	Not applicable.
(2)	Not applicable.
(3)	See Item 15(b) below.

(b)          Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of BMW FS Securities LLC (the “Depositor”), as currently in effect, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (File Number 333-122561), filed with the SEC by the Depositor on March 7, 2005.

3.2
Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to Registration Statement on Form SF-3 (File Number 333-229836) filed with the SEC by the Depositor on February 25, 2019.

4.1
Indenture, dated as of September 18, 2019, between BMW Vehicle Owner Trust 2019-A (the “Issuing Entity”) and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.1
Amended and Restated Trust Agreement, dated as of September 18, 2019, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.1 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.2
Owner Trust Administration Agreement, dated as of September 18, 2019, among the Issuing Entity, BMW Financial Services NA, LLC (“BMW FS”), as administrator, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.3
Sale and Servicing Agreement, dated as of September 18, 2019, among the Issuing Entity, the Depositor, BMW FS, as sponsor, servicer, administrator and custodian, and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.4
Receivables Purchase Agreement, dated as of September 18, 2019, between BMW FS and the Depositor, incorporated by reference to Exhibit 10.4 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.5
Receivables Purchase Agreement, dated as of September 18, 2019, between BMW Bank of North America and the Depositor, incorporated by reference to Exhibit 10.5 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

10.6
Asset Representations Review Agreement, dated as of September 18, 2019, among BMW FS, the Issuing Entity and Clayton Fixed Income Services LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.6 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on September 18, 2019.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion − Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP, relating to BMW FS.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, relating to U.S. Bank National Association.
35.1*	Servicer Compliance Statement of BMW FS.
____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMW VEHICLE OWNER TRUST 2019-A (Issuing Entity) By: BMW FINANCIAL SERVICES NA, LLC, as servicer
March 18, 2020	By: /s/ Stefan Kramer Name: Stefan Kramer Title: Vice President – Finance & CFO

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.